Form 10QSB
period 2007-02-28
DesignerSportsApparel,Inc.
filed 2007-05-17
CIK 1345496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-139343

DesignerSportsApparel, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3491905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

207 N. Center Street, Unit A, Arlington, Texas 76011
(Address of principal executive offices)

(817) 201-4912
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,757,000 common shares as of April 16, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 28, 2007 (unaudited);
F-2	Statements of Operations for the three and six months ended February 28, 2007 and 2006 (unaudited);
F-3	Statements of Cash Flows for the three and six months ended February 28, 2007 and 2006 (unaudited); and
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the full year.

DESIGNERSPORTSAPPAREL, INC.
BALANCE SHEET
AS OF FEBRUARY 28, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash		$13,300
Pre-paid Rent and Utilities		400
Due from Related Party		1,860
Inventory		6,039
Security Deposit		1,000
Total Current Assets		22,599
Other Assets
Web Site Development Costs	$4,945
Less: Accumulated Amortization of Web Site Costs	(2,472)	2,473
TOTAL ASSETS		$25,072

LIABILITIES

Current Liabilities
Due to Officers and Shareholders		$32,152
Due to Consultant		5,000
Accounts Payable		16,789
Total Liabilities		53,941

STOCKHOLDERS’ DEFICIT

Share Capital
Authorized: 90,000,000 Common Shares, Par Value $0.001 per Share 10,000,000 Preferred Shares, Par Value $0.001 per Share

Issued and Outstanding: 5,757,000 Common Shares		5,757

Additional Paid-in Capital		50,268
Share Capital		56,025
Accumulated Deficit		(84,894)
Total Stockholders’ Deficit		(28,869)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$25,072

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 and 2006
(UNAUDITED)

	For the Three Months Ended February 28, 2007	For the Six Months Ended February 28, 2007	For the Three Months Ended February 28, 2006	For the Six Months Ended February 28, 2006

Gross Sales	$2,877	$5,216	$0	$0

Cost of Goods Sold	(974)	(4,010)	0	0

Gross Profit from Sales	1,903	1,206	0	0

General and Administrative Expenses	16,982	24,625	11,793	12,298

Net Loss	$(15,079)	$(23,419)	$(11,793)	$(12,298)

Weighted Average Number Of Shares Outstanding	5,757,000	5,757,000	3,105,000	3,105,000
Net Loss Per Share	$(.01)	$(.01)	$(.01)	$(.01)

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2007 and 2006
(UNAUDITED)

	For the Three MonthsEnded February 28, 2007	For the Six Months Ended February 28, 2007	For the Three Months Ended February 28, 2006	For the Six Months Ended February 28, 2006
Cash Flows From Operating Activities
Net Loss for the Period	$(15,079)	$(23,419)	$(11,793)	$(12,298)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization	412	824	174	348

Changes in Assets and Liabilities
Inventory	0	(87)	(210)	(210)
Accounts Payable	1,870	6,603	8,516	8,516

Net Cash Used in Operating Activities	(12,797)	(16,079)	(3,313)	(3,313)

Cash Flows from Financing Activities
Due from Related Party	0	0	0	0
Loans from Shareholders and Officers	25,000	27,500	61	1,301

Net Cash Provided by Financing Activities	25,000	27,500	61	1,301

Net Increase in Cash and Cash Equivalents	11,803	11,446	10,856	11,950

Cash and Cash Equivalents-at the beginning of each three and six month period, respectively	1,497	1,854	2,395	0

Cash and Cash Equivalents-at the end of each three and six month period, respectively	$13,300	$13,300	$11,950	$11,950

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of DesignerSportsApparel, Inc. (the “Company”) is presented to assist in understanding the company’s financial statements. The financial statements and notes are representations of the company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements. The Company will adopt accounting policies and procedures based upon the nature of future transactions. Inventory is maintained using a perpetual inventory system and the cost is valued using the lower of cost or market. Inventory is computed using a moving or average cost system. Cost of goods sold are recorded at the most recent moving average cost.

Description of Operational Activities
The Company was incorporated on August 29, 2005 under the laws of the State of Nevada. The Company has elected a fiscal year-end of August 31. No activity took place between August 29, 2005 and August 31, 2005.

The Company is primarily in the business of providing custom, silk-screened T-shirts. The initial focus of the Company’s business plan is to target college-aged consumers who frequently purchase T-shirts. In furtherance of the Company’s business plan, the Company entered into a licensing agreement with the Sigma Alpha Epsilon Fraternity, allowing it to provide silk-screened T-shirts to every chapter of the fraternity on college campuses nation-wide for events. Company sales are generated through direct contact with fraternity chapter presidents and other officers at campuses across the country. The Company’s business plan is to increase its product offering and to seek to develop additional licensing agreements to act a supplier to other national organizations whose membership base consists of the Company’s target market. The Company presently contracts with outside vendors for purchasing blank T-shirts, for printing of its products and graphic design.

Cash and Cash Equivalents
The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents.

Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B: ORGANIZATION AND WEB SITE DEVELOPMENT COSTS

Web Site Development costs of $4,945 are amortized over the expected life of 36 months. Regular web site maintenance costs are expensed in the current reporting period as operating expenses. Organization costs are expensed in the current reporting period.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

NOTE C: OFFERING COSTS

Professional fees associated with capital raising activities which were incurred by the Company in connection with a Regulation D private stock offering and a public registration pursuant to the Securities Act of 1933, and were recorded as operating expenses.

NOTE D: INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through February 28, 2007.

For the period ended from inception (August 29, 2005) through February 28, 2007, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $84,894 at February 28, 2007, and will expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	As of February 28, 2007	As of February 28, 2006
Deferred tax asset attributable to:
Net operating loss	$28,864	$4,010
Valuation allowance	(28,864)	(4,010)
Net deferred tax asset	$-0-	$-0-

NOTE E: PROPERTY AND EQUIPMENT

At February 28, 2006, the Company had no property and equipment. Prior to February 28, 2007, the Company borrowed the use of office equipment from a related party and was not charged any fees for the use of the equipment. Once the Company acquires equipment, the Company shall account for property and equipment at cost. Expenditures for the maintenance and repair of the equipment shall be charged against operations. Renewals and improvements that materially extend the life of the asset shall be capitalized.

The Company shall account for depreciation of the equipment based on the straight-line method over the estimated useful lives for financial reporting and uses accelerated depreciation methods for income tax reporting.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

NOTE F: RELATED PARTY TRANSACTIONS

The Company has maintained an office at the office of a shareholder. The amount of space used is nominal. During the period from inception through June 30, 2006, the company paid no rent. The fair market value of this office rent is not reflected in the statement of operations as it is valued at no more than $150 per month. In July 2006, the Company began paying rent for this space under a 6 month lease agreement that is renewable on a month-to-month basis. The lease obligates the Company to pay $150 per month in rent plus its portion of utilities (approximately $50 per month).

An officer of the Company loaned funds to the Company for operating expenses in order to assist the Company with working capital requirements. Loans outstanding at February 28, 2007 were as follows:

DATE	AMOUNT	INTEREST RATE & MATURITY DATE
September 2005	$2,500	5%; 12/31/06
April 2006	2,152	0%; Demand Note
September 2006	2,500	5%; 2/28/07
January 2007	25,000	5%; 01/02/08
TOTAL	$32,152

NOTE G: COMMON STOCK

On June 19, 2006 the Company amended its Articles of Incorporation to increase the authorized common shares from 25,000,000 to 90,000,000. In addition the Company amended its Articles of Incorporation to authorize 10,000,000 of Preferred Shares. As of February 28, 2007, the Company had 5,757,000 common shares outstanding.

NOTE H: LIQUIDITY AND CAPITAL RESERVES

The Company has limited working capital and received limited revenue from sales of products or services. The Company incurred significant initial product costs, including promotions and custom computer designs associated with its licensed products. The Company also incurred costs associated with its entry into new college markets. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(UNAUDITED)

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Management believes that the Company has insufficient capital reserves to operate through February 28, 2008 without the need for infusion of additional capital. The Company continues to sell its products which are in inventory. Although the principals of the Company have no legal obligation to infuse additional capital, it is expected that the principals shall do so as reasonably necessary by providing short-term demand loans carrying a market interest rate.

NOTE I: MATERIAL CONTRACTS

On April 4, 2006 the Company entered into a License Agreement with Sigma Alpha Epsilon Fraternity (“SAE”). The agreement provides the Company with the right to use the insignia of SAE including the Greek letters, crest, badge, flags, the True Gentleman logo, and the name of the organization. The Company shall pay a $40 annual advance and 8.5% of gross sales. The term is until June 30, 2007 and is renewable. The Company has paid royalties on its sales.

On September 28, 2005 the Company entered into a business consulting agreement with Don India, Sr. of Design U Factory, Inc. The Agreement provides compensation to the Consultant at a rate of $50 per hour. As of February 28, 2007, the Company owed $5,000 in consulting fees to Mr. India.

NOTE J: RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE K: SUBSEQUENT EVENTS

The Company’s registration statement with the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933 was declared effective on April 5, 2007.

Item 2.    Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were incorporated as DesignerSportsApparel, Inc. in the State of Nevada on August 29, 2005. We are primarily in the business of providing custom, silk-screened t-shirts to fraternities for Greek-sponsored events. The initial focus of our business plan is to target college-aged consumers who frequently purchase T-shirts.

Currently, we have a licensing agreement with the Sigma Alpha Epsilon Fraternity, allowing us to provide silk-screened T-shirts to every chapter of the fraternity on college campuses nation-wide for events. To date, our sales have been generated through direct contact by our executive officer, Mr. Parker, with fraternity chapter presidents and other officers at campuses across the country. Contact information is obtained through Sigma Alpha Epsilon’s national office. Following our incorporation, we sent product samples to Sigma Alpha Epsilon fraternity chapter officers to introduce the quality of our product, and begin a dialogue with decision-makers at the chapter level. We have a website at www.designersportsapparel.com and are also able to generate sales through our website.

Mr. Parker presently contracts with outside vendors for purchasing blank T-shirts, for printing of our products and graphic design. Mr. Parker has retained three different graphic artists to work directly with our customers to generate artwork for t-shirts on a project-by-project basis if our consumers are seeking a graphic design that we currently do not provide. Mr. Parker also contracts with outside vendors for purchasing blank t-shirts, and for printing our products. Printed t-shirts that we maintain in inventory are stored at our corporate office. Our turnaround time from receipt of an order to delivery is generally 2 business days provided that we are able to fill the order from our existing inventory. Turnaround time from receipt of an order to delivery for apparel that we either do not have in inventory or require a custom graphic design varies, but generally these orders can be delivered in 5-10 business days. All product orders are shipped to our corporate office for delivery to our customers.

Our business plan is to increase our product offering and to seek to develop additional licensing agreements to act a supplier to other national fraternities and sororities whose membership base consists of our target market. We decided to target national Fraternities and Sororities because they are large organizations that are comprised of college-aged consumers who frequently purchase t-shirts and not for their affiliation with any specific university.

Licensing Agreement

On April 4, 2006, we entered into a non-exclusive License Agreement with the Sigma Alpha Epsilon Fraternity. This License Agreement grants us the right to utilize the Greek letters of the fraternity, crest, badge, flag, name, and “True Gentlemen” logo of the organization. Through this agreement, we are able to design and produce silk-screened t-shirts and other products which include graphics and logos held by the Sigma Alpha Epsilon Fraternity under trademark laws, and sell those products to local chapters of the Sigma Alpha Epsilon Fraternity for Greek-sponsored events. Given that this License Agreement is non-exclusive, we compete with other licensees that also provide similar merchandise to members of the Sigma Alpha Epsilon Fraternity. We believe that we can compete favorably on the basis of quality, uniqueness and creativity of the designs produced by our artists and our personalized and direct marketing efforts.

Under the terms of the License agreement, we are required to provide a quarterly sales report to the Sigma Alpha Epsilon Fraternity within thirty (30) days of the end of each calendar quarter detailing product sales and royalties due to the Sigma Alpha Epsilon Fraternity. We are also required to submit to the Sigma Alpha Epsilon Fraternity within thirty (30) days of the end of each quarter, a License royalty payment equal to eight (8%) percent of the gross product sales during the quarter. Any royalty which is not paid within seven (7) days of the due date shall accrue interest at the rate of ten (10%) per annum.

The License Agreement remains in effect through the 30th day of June each year, and is renewable on an annual basis. In order to renew the License Agreement to be effective July 1 of each year, we must submit a written request for renewal to the Sigma Alpha Epsilon Fraternity, along with a forty ($40.00) dollar annual advance. This advance will be deducted from the quarterly royalty payments due to the Sigma Alpha Epsilon Fraternity in the following year until the entire forty ($40.00) dollar advance has been satisfied. We must also submit to the Sigma

Alpha Epsilon Fraternity, along with the written request for renewal, representative samples of any merchandise we wish to market pursuant to the renewal of the License Agreement.

Before any new merchandise can be marketed to local chapters, a representative sample of the new merchandise utilizing the Sigma Alpha Epsilon Fraternity’s trademarked graphics or logos must be submitted to the Sigma Alpha Epsilon Fraternity for quality control approval. This requirement is in addition to the required submission of representative samples of merchandise to accompany the annual request for the renewal of the License Agreement.

We are required to maintain records of sales of merchandise containing the licensed graphics or logos of the Sigma Alpha Epsilon Fraternity for a period of three (3) years following each transaction. Said records shall be made reasonably available for audit or inspection by or on behalf of the Sigma Alpha Epsilon Fraternity.

As part of our License Agreement with the Sigma Alpha Epsilon Fraternity, we maintain a comprehensive general and product liability insurance protecting against claims of any sort for loss or damage arising out of the design, manufacture, or marketing of licensed products. This insurance policy is maintained in the face amount of one million ($1,000,000.00) dollars and names the Sigma Alpha Epsilon Fraternity as co-insured.

By virtue of our License Agreement with the Sigma Alpha Epsilon Fraternity we are named as a Licensed Vendor on the National Sigma Alpha Epsilon Fraternity website. We are allowed to link our website with the National Sigma Alpha Epsilon Fraternity website as well as display the Greek Licensing Logo on our website identifying us as an approved licensed vendor of Sigma Alpha Epsilon Fraternity themed apparel.

Plan of Operations

For the next twelve months, we will require significant addition capital to implement our business plan. The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, the implementation of our business plan will be significantly delayed or fail.

We are primarily in the business of providing custom, silk-screened T-shirts to collegiate consumers. The demand for our products is generally seasonal during the academic school year. To date, all of our sales have been generated during the academic school year. Due to the seasonal aspect of our business, our plan of operations for the next twelve months is designed to focus our development activities during the summer months and reserve the focus of our marketing activities for the academic school year.

Plan of Operation for Product Line

At the present time, we provide custom, silk-screened t-shirts and denim long sleeve shirts to members of the Sigma Alpha Epsilon fraternity for Greek-sponsored events. Prior to August 2007, we are planning to further expand our product line to provide a broader range of merchandise to our customers including baseball caps and other items of apparel. In furtherance of this plan, our management intends to seek vendors that supply these items of apparel and negotiate agreements for the purchase of these products over the next 4 to 16 weeks. At the present time, we have not negotiated any agreements with outside vendors or taken any steps to implement our plan to further expand our product line.

To date, we have devoted our business operations to providing products specifically for members of the Sigma Alpha Epsilon fraternity for Greek-sponsored events. There several other national fraternities and sororities that are similar in size which presents the same business opportunities for growth. During the next 4 to 20 weeks, we are planning to enter into licensing agreements with additional National fraternities and sororities so that we could design and produce apparel for their organization’s members that included its graphics and logos held under trademark laws.  At the present time, we have not entered into any other licensing agreement or taken any steps toward entering into any additional licensing agreements. There are no associated costs with entering into licensing agreements with additional National fraternities and sororities because the licensing fees are generally paid as a royalty equally to a percentage of gross product sales.

Prior to August 2007, we are planning to purchase a screen printing machine to silk-screen our products in-house. The anticipated cost of this equipment is approximately $50,000. Our management has evaluated different screen printing machines, but taken no other step toward acquiring this equipment at this time because we need additional financing prior to being able to purchase this equipment. We are planning to finance the purchase of this equipment through a private equity offering following the effectiveness of this registration statement and our becoming a reporting company. If we are successful in securing additional financing, we also plan to relocate our operations to a warehouse location to house the equipment and for storage of our inventory. The cost of a warehouse location suitable for our intended use is anticipated to be approximately $1,200 per month.

If we are successful in acquiring a screen printing machine, we may consider hiring a full-time screen press operator. A screen press operator could be retained for an annual salary of approximately $30,000. As sales increase, we may also add a full-time graphic artist to our staff to design artwork for our products. A screen press operator and graphic artist could each be retained for an annual salary of approximately $30,000. The decision to hire employees is directly related to growth of our business. The timing of an increase in our business is unknown at the present time. As a result, our management is unable to provide a timeline for hiring employees.

Plan of Operation for Marketing

To date, our sales have been generated through direct contact by our executive officer, Mr. Parker, with fraternity chapter presidents and other officers at campuses across the country. Contact information is obtained through Sigma Alpha Epsilon’s national office. Following our incorporation, we sent product samples to Sigma Alpha Epsilon fraternity chapter officers to introduce the quality of our product, and begin a dialogue with decision-makers at the chapter level.

While we presently have an operational full service e-commerce website, it has been our direct contact with chapter presidents that has resulted in product sales. In an attempt to generate product sales through our e-commerce website, we are planning to make investments in search engine placement fees and positioning fees in order to give our e-Commerce website broader visibility over the next twelve months. We anticipate that these search engine placement fees and positioning fees to be approximately $10,000. We are planning to secure these fees through a private equity offering following the effectiveness of this registration statement and our becoming a reporting company.

Beginning in August 2007, we intend to seek and retain representatives on major campuses to initiate and maintain relationships with fraternity chapter leaders. Our management believes that this direct, individual attention will enhance our ability to become the supplier of choice for silk-screened t-shirts for our target market. We intend to compensate representatives on each college campus through the payment of a fee based on sales generated.

If we are not successful in securing additional financing, we will limit our marketing activities to email and telephone contact with minimal associated costs.

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of February 28, 2007, we had cash in the amount of $13,300. We have forecasted expenditures of $150,000 for the next twelve months as set forth above. Therefore, we will require financing in the approximate amount of $150,000 to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of raising to meet our financial requirements over the next twelve months. In January 2007, our sole executive officer advanced a loan to us in the amount of $25,000 so that we could satisfy our short-term capital needs. Although our principal has no legal obligation to infuse additional capital, it is anticipated that our principal will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or fail.

Results of Operations for the three and six months ended February 28, 2007 and 2006

We generated $2,877 in revenue for the three months ended February 28, 2007 and did not complete any sales during the three months ended February 28, 2006. We generated $5,216 in revenue for the six months ended February 28, 2007 and did not complete any sales during the six months ended February 28, 2006. Our revenue for the three and six months ended February 28, 2007 was generated by sales of custom, silk-screened T-shirts.

Our cost of goods sold for the three months ended February 28, 2007 was $974 and $4,010 for the six months ended February 28, 2007. We recorded gross profit from sales for the three months ended February 28, 2007 of $1,903 and $1,206 for the six months ended February 28, 2006.

We incurred operating expenses in the amount of $16,982 for the three months ended February 28, 2007, compared to operating expenses of $11,793 for the three months ended February 28, 2006. We incurred operating expenses in the amount of $24,625 for the six months ended

February 28, 2007, compared to operating expenses of $12,298 for the six months ended February 28, 2006. Our operating expenses for the three and six months ended February 28, 2007 and 2006 were primarily attributable to general and administrative expenses associated with the initial development of our business, legal expenses, and consulting fees.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to our sales and marketing plan, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $15,079 for the three months ended February 28, 2007 and a loss of $11,793 for the three months ended February 28, 2006. We incurred a loss in the amount of $23,419 for the six months ended February 28, 2007 and a loss of $12,298 for the six months ended February 28, 2006.

Liquidity and Capital Resources

As of February 28, 2007, we had total current assets of $22,599 and total assets in the amount of $25,072. Our total current liabilities as of February 28, 2007 were $53,941. We had a working capital deficit of $31,342 as of February 28, 2007.

Operating activities used $16,079 in cash for the six months ended February 28, 2007. Our net loss of $23,419 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during the six months ended February 28, 2007 consisted primarily of $27,500 as loans from shareholders and officers.

As of February 28, 2007, we have insufficient cash to operate our business at the current level for the next twelve months. We must raise additional capital to achieve our business goals and to continue operations. In January 2007, our sole executive officer advanced a loan to us in the amount of $25,000 so that we could satisfy our short-term capital needs. Although our principal has no legal obligation to infuse additional capital, it is anticipated that our principal will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. We plan to offer equity securities to meet our financial requirements over the next twelve months. We believe that it will be easier to raise the requisite financing once our stock is traded on a readily accessible exchange or national quotation system. We believe this because investors put more value on investments in securities of a company for which they have a readily accessible market to sell their securities. We plan to be quoted on the over-the-counter bulletin board upon effectiveness of this registration statement in order to provide this benefit to investors, but we can provide no assurance that our stock will be quoted on the over-the-counter bulletin. In addition, a market for our common stock may never develop. In the event we are not able to obtain financing within the next 12 months, our operations will be limited.

Off Balance Sheet Arrangements

As of February 28, 2007, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and received limited revenue from sales of products. We incurred significant initial product costs, including promotions and custom computer designs associated with our products. We also incurred costs associated with its entry into new college markets. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on us generating cash from the sale of our common stock or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and/or obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance that we will be successful in these efforts.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. David B. Parker. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2007, the registration statement filed on Form SB-2 (Commission file number 333-139343) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 3,257,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
10.1	License Agreement with Sigma Alpha Epsilon Fraternity (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)  Previously filed as an exhibit to the Registration Statement filed on Form SB-2 on December 14, 2006

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DesignerSportsApparel, Inc.

Date:	May 16, 2007

By: /s/ David Parker David Parker Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director