Form 10QSB
period 2007-05-31
DesignerSportsApparel,Inc.
filed 2007-07-23
CIK 1345496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,757,000 common shares as of July 20, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of May 31, 2007 (unaudited);
F-2	Statements of Operations for the three and nine months ended May 31, 2007 and 2006 (unaudited);
F-3	Statements of Cash Flows for the three and nine months ended May 31, 2007 and 2006 (unaudited); and
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

DESIGNERSPORTSAPPAREL, INC.
BALANCE SHEET
AS OF MAY 31, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash		$9,239
Accounts Receivable		599
Due from Related Party		1,860
Inventory		7,009
Security Deposit		1,000
Total Current Assets		19,707
Other Assets
Web Site Development Costs	$4,945
Less: Accumulated Amortization of Web Site Costs	(2,857)	2,088
TOTAL ASSETS		$21,795

LIABILITIES

Current Liabilities
Due to Officers and Shareholders		$32,152
Due to Consultant		5,000
Accounts Payable		19,534
Total Liabilities		56,686

STOCKHOLDERS’ DEFICIT

Share Capital
Authorized: 90,000,000 Common Shares, Par Value $0.001 per Share 10,000,000 Preferred Shares, Par Value $0.001 per Share

Issued and Outstanding: 5,757,000 Common Shares		5,757

Additional Paid-in Capital		50,268
Share Capital		56,025
Accumulated Deficit		(90,916)
Total Stockholders’ Deficit		(34,891)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$21,795

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2007 and 2006
(UNAUDITED)

	For the Three Months Ended May 31, 2007	For the Nine Months Ended May 31, 2007	For the Three Months Ended May 31, 2006	For the Nine Months Ended May 31, 2006

Gross Sales	$0	$5,216	$1,062	$1,831

Cost of Goods Sold	-	4,010	2,012	3,469

Gross Profit (Loss) from Sales	0	1,206	(950)	(1,638)

General and Administrative Expenses	6,022	30,647	17,575	26,203
Net Loss	$(6,022)	$(29,441)	$(18,525)	$(27,841)

Weighted Average Number Of Shares Outstanding	5,757,000	5,757,000	4,248,333	4,248,333
Net Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2007 and 2006
(UNAUDITED)

	For the Three Months Ended May 31, 2007	For the NineMonths Ended May 31, 2007	For the Three Months Ended May 31, 2006	For the Nine Months Ended May 31, 2006
Cash Flows from Operating Activities
Net Loss for the Period	$(6,022)	$(29,441)	$(18,525)	$(27,841)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization	412	1,209	384	1,153
Miscellaneous Adjustment	100	100	-	-
Changes in Assets and Liabilities
Inventory	(1,196)	(1,057)	(2,301)	(4,557)
Accounts Payable	2,745	5,913	8,516	2,602
Security Deposit	-	(1,000)	(5000)	(5,000)
Accounts Receivable	(500)	(1,099)	(616)	-
Pre-paid Rent and Utilities	400	400	-	-

Net Cash Used in Operating Activities	(4,061)	(24,975)	(17,542)	(33,643)

Cash Flows from Financing Activities
Due from Related Party	-	1,860	1,701	1,701
Loans from Shareholders and Officers	-	27,500	4,901	4,901
Loans from unrelated parties			5,000	5,000
Capital Stock & Paid in Capital	-	3,000	15,495	40,470
Net Cash Provided by Financing Activities	-	32,360	27,097	52,072

Net Increase (Decrease) in Cash and Cash Equivalents	(4,061)	7,385	9,555	18,429

Cash and Cash Equivalents-at the beginning of each three and nine month period, respectively	13,300	1,854	2,395	0

Cash and Cash Equivalents-at the end of each three and nine month period, respectively	$9,239	$9,239	$11,950	$18,429

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
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

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

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

NOTE D: INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through May 31, 2007.

For the period ended from inception (August 29, 2005) through May 31, 2007, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $90,916 at May 31, 2007, and will expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	As of May 31, 2007	As of May 31, 2006
Deferred tax asset attributable to:
Net operating loss	$30,911	$9,466
Valuation allowance	(30,911)	(9,466)
Net deferred tax asset	$-0-	$-0-

NOTE E: PROPERTY AND EQUIPMENT

At May 31, 2007, the Company had no property and equipment. Prior to May 31, 2007, the Company borrowed the use of office equipment from a related party and was not charged any fees for the use of the equipment. Once the Company acquires equipment, the Company shall accounts for property and equipment at cost. Expenditures for the maintenance and repair shall be charged against operations. Renewals and improvements that materially extend the life of the asset shall be capitalized.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

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

An officer of the Company loaned funds to the Company for operating expenses in order to assist the Company with working capital requirements. Loans outstanding at May 31, 2007 were as follows:

DATE	AMOUNT	INTEREST RATE & MATURITY DATE
September 2005	$2,500	5%; 12/31/06
April 2006	2,152	0%; Demand Note
September 2006	2,500	5%; 2/28/07, unpaid
January 2007	25,000	5%; 01/02/08
TOTAL	$32,152

NOTE G: COMMON STOCK

On June 19, 2006 the Company amended its Articles of Incorporation to increase the authorized common shares from 25,000,000 to 90,000,000. In addition the Company amended its Articles of Incorporation to authorize 10,000,000 of Preferred Shares. As of May 31, 2007, the Company had 5,757,000 common shares outstanding.

NOTE H: LIQUIDITY AND CAPITAL RESERVES

The Company has limited working capital and received limited revenue from sales of products or services. The Company incurred significant initial product costs, including promotions and custom computer designs associated with its licensed products. The Company also incurred costs associated with its entry into new college markets.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2007
(UNAUDITED)

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

On September 28, 2005 the Company entered into a business consulting agreement with Don India, Sr. of Design U Factory, Inc. The Agreement provides compensation to the Consultant at a rate of $50 per hour. As of May 31, 2007, the Company owed $5,000 in consulting fees to Mr. India.

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

Prior to August 2007, we are planning to purchase a screen printing machine to silk-screen our products in-house. The anticipated cost of this equipment is approximately $50,000. Our management has evaluated different screen printing machines, but taken no other step toward acquiring this equipment at this time because we need additional financing prior to being able to purchase this equipment. We are currently evaluating our options to acquire additional financing. If we are successful in securing additional financing, we also plan to relocate our operations to a warehouse location to house the equipment and for storage of our inventory. The cost of a warehouse location suitable for our intended use is anticipated to be approximately $1,200 per month.

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

The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. As of May 31, 2007, we had cash in the amount of $9,239. We have forecasted expenditures of $150,000 for the next twelve months as set forth above. Therefore, we will require financing in the approximate amount of $150,000 to pursue our business plan for the next twelve months. We plan to offer equity securities in an exempt offering as a means of raising to meet our financial requirements over the next twelve months. In January 2007, our sole executive officer advanced a loan to us in the amount of $25,000 so that we could satisfy our short-term capital needs. Although our principal has no legal obligation to infuse additional capital, it is anticipated that our principal will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. If we are unable to obtain additional financing, our business plan will be significantly delayed or fail.

Results of Operations for the three and nine months ended May 31, 2007 and 2006

We did not generate any in revenue for the three months ended May 31, 2007. We earned $1,062 in sales for the three months ended May 31, 2006. We generated $5,216 in revenue for the nine months ended May 31, 2007 and we earned $1,831 in sales during the nine months ended May 31, 2006. Our revenue for the nine months ended May 31, 2007 was generated by sales of custom, silk-screened T-shirts.

Our cost of goods sold for the nine months ended May 31, 2007 was $4,010. We recorded gross profit from sales for the nine months ended May 31, 2007 of $1,206.

We incurred operating expenses in the amount of $6,022 for the three months ended May 31, 2007, compared to operating expenses of $ 17,575 for the three months ended May 31, 2006. We incurred operating expenses in the amount of $ 30,647 for the nine months ended May 31, 2007, compared to operating expenses of $ 26,203 for the nine months ended May 31, 2006. Our operating expenses for the three and nine months ended May 31, 2007 and 2006 were primarily attributable to general and administrative expenses associated with the initial development of our business, legal expenses, and consulting fees.

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

We incurred a loss in the amount of $6,022 for the three months ended May 31, 2007 and a loss of $18,525 for the three months ended May 31, 2006. We incurred a loss in the amount of $29,441for the nine months ended May 31, 2007 and a loss of $27,841 for the nine months ended May 31, 2006.

Liquidity and Capital Resources

As of May 31, 2007, we had total current assets of $19,707 and total assets in the amount of $21,795. Our total current liabilities as of May 31, 2007 were $56,686. We had a working capital deficit of $36,979 as of May 31, 2007.

Operating activities used $24,975 in cash for the nine months ended May 31, 2007. Our net loss of $29,441 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during the nine months ended May 31, 2007 consisted primarily of $27,500 as loans from shareholders and officers.

As of May 31, 2007, we have insufficient cash to operate our business at the current level for the next twelve months. We must raise additional capital to achieve our business goals and to continue operations. In January 2007, our sole executive officer advanced a loan to us in the amount of $25,000 so that we could satisfy our short-term capital needs. Although our principal has no legal obligation to infuse additional capital, it is anticipated that our principal will continue to do so as reasonably necessary by providing short-term demand loans carrying a market interest rate. We plan to offer equity securities to meet our financial requirements over the next twelve months. We believe that it will be easier to raise the requisite financing once our stock is traded on a readily accessible exchange or national quotation system. We believe this because investors put more value on investments in securities of a company for which they have a readily accessible market to sell their securities. We plan to be quoted on the over-the-counter bulletin board upon effectiveness of this registration statement in order to provide this benefit to investors, but we can provide no assurance that our stock will be quoted on the over-the-counter bulletin. In addition, a market for our common stock may never develop. In the event we are not able to obtain financing within the next 12 months, our operations will be limited.

Off Balance Sheet Arrangements

As of May 31, 2007, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. David B. Parker. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2007.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2007.

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

DesignerSportsApparel, Inc.

Date:	July 23, 2007

By: /s/ David Parker David Parker Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director