Form 10KSB
period 2007-08-31
DesignerSportsApparel,Inc.
filed 2007-11-29
CIK 1345496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 333-139343

DesignerSportsApparel, Inc.
(Name of small business issuer in its charter)

Nevada	20-3491905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

207 N. Center Street, Unit A, Arlington, TX	76011
(Address of principal executive offices)	(Zip Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer’s revenue for its most recent fiscal year. $6,595

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. N/A

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 5,757,000 Common Shares as of November 29, 2007.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business

We were incorporated as DesignerSportsApparel, Inc. in the State of Nevada on August 29, 2005. We are primarily in the business of providing custom, silk-screened t-shirts to fraternities for Greek-sponsored events. The initial focus of our business plan was to target college-aged consumers who frequently purchase T-shirts.

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

Mr. Parker has contracted with outside vendors for purchasing blank T-shirts, for printing of our products and graphic design. Mr. Parker has retained three different graphic artists to work directly with our customers to generate artwork for t-shirts on a project-by-project basis if our consumers are seeking a graphic design that we currently do not provide. Mr. Parker also contracts with outside vendors for purchasing blank t-shirts, and for printing our products. Printed t-shirts that we maintain in inventory are stored at our corporate office. Our turnaround time from receipt of an order to delivery is generally 2 business days, provided that we are able to fill the order from our existing inventory. Turnaround time from receipt of an order to delivery for apparel that we either do not have in inventory or that requires custom graphic design varies, but generally these orders can be delivered in 5-10 business days. All product orders are shipped to our corporate office for delivery to our customers.

Our business plan has been to increase our product offering and to seek to develop additional licensing agreements to act a supplier to other national fraternities and sororities whose membership base consists of our target market. We decided to target national Fraternities and Sororities because they are large organizations that are comprised of college-aged consumers who frequently purchase t-shirts and not for their affiliation with any specific university.

Licensing Agreement

On April 4, 2006, we entered into a non-exclusive License Agreement with the Sigma Alpha Epsilon Fraternity. This License Agreement grants us the right to utilize the Greek letters of the fraternity, crest, badge, flag, name, and “True Gentlemen” logo of the organization. Through this agreement, we are able to design and produce silk-screened t-shirts and other products which include graphics and logos held by the Sigma Alpha Epsilon Fraternity under trademark laws, and sell those products to local chapters of the Sigma Alpha Epsilon Fraternity for Greek-sponsored events. Given that this License Agreement is non-exclusive, we compete with other licensees that also provide similar merchandise to members of the Sigma Alpha Epsilon

Fraternity. We have attempted to compete favorably on the basis of quality, uniqueness and creativity of the designs produced by our artists and our personalized and direct marketing efforts.

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

By virtue of our License Agreement with the Sigma Alpha Epsilon Fraternity we have been named as a Licensed Vendor on the National Sigma Alpha Epsilon Fraternity website. We are allowed to link our website with the National Sigma Alpha Epsilon Fraternity website as well as display the Greek Licensing Logo on our website identifying us as an approved licensed vendor of Sigma Alpha Epsilon Fraternity themed apparel.

Competition

We compete generally with many other manufacturers and retailers in the retail apparel industry and specifically with those who offer products with similar content. We compete with, among many others, online providers, local university bookstores, and retail t-shirt shops generally located adjacent to the schools’ campus.   This competition has resulted in our being unable to gain any significant  market  share, which  has had  a material adverse effect on our  business.  We have attempted to compete favorably on the basis of quality, uniqueness and creativity of the designs produced by our artists, and our personalized and direct marketing efforts. Notwithstanding what we believe are our advantages, we have not been able to compete effectively against our competitors, many of whom have significantly greater financial resources and a stronger market presence.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Research and Development

We have not incurred any research or development expenditures since our incorporation.

Existing and Probable Governmental Regulation

Government regulation and compliance with environmental laws have not had a material effect on our business.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We have no employees as of the date of this report other than our sole executive officer, Mr. Parker. We conduct our business largely through agreements with consultants and other independent third party vendors.

Item 2. Description of Property

We maintain our corporate office at 207 N. Center Street, Unit A, Arlington, Texas 76011. In July 2006, we began paying rent for this space under a 6 month lease agreement that is renewable on a month-to-month basis. The lease obligates us to pay $150 per month in rent plus our portion of utilities. The amount of space used is nominal and is an office-sharing arrangement. While limited in size, our present corporate office provides facilities suited to our current operations.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. As of May 31, 2007, our shares were quoted on the OTCBB under the symbol “DSPA.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2007
Quarter Ended	High $	Low $
August 31, 2007	n/a	n/a
May 31, 2007	n/a	n/a
February 28, 2007	n/a	n/a
November 30, 2006	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of August 31, 2007, we had approximately 37 holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

Our issuances of securities without registration under the Securities Act of 1933 during the reporting period have been previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have no equity compensation plan in place.

Item 6. Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Business Overview

We were incorporated as DesignerSportsApparel, Inc. in the State of Nevada on August 29, 2005. We are primarily in the business of providing custom, silk-screened t-shirts to fraternities for Greek-sponsored events. The initial focus of our business plan is to target college-aged consumers who frequently purchase T-shirts.

Plan of Operations in the Next 12 Months

Our business plan since our inception has been to provide custom, silk-screened T-shirts to collegiate consumers. The demand for our products has been generally seasonal during the academic school year. To date, all of our sales have been generated during the academic school year.

We are currently experiencing significant difficulties which may threaten our ability to continue in our current line of business. We have exhausted our capital on operating expenses associated with developing our product line, pursuing sales, and fulfilling our reporting obligations as a public company. Our efforts to obtain additional capital in order to further pursue our business plan have been unsuccessful thus far.

Since inception, our business has not been profitable over any annual or quarterly period. As reflected in this annual report on Form 10KSB, we experienced a Net Loss of $53,490 for the year ended August 31, 2007, and a Net Loss of $61,475 for the year ended August 31, 2006. Our history of Net Losses is due to significant General and Administrative Expenses, high Cost of Sales, and other expenses related to the pursuit of our business plan and maintenance of our business operations. This history of unprofitable operations has made it difficult to raise capital, to hire and retain employees and consultants, to contract for third party services, and to otherwise execute on our business plan.

Additionally, our sales efforts have failed to yield a significant revenue stream or a likely revenue stream in the foreseeable future. During the year ended August 31, 2007, we spent approximately $47,972 on General and Administrative Expenses in pursuit of our business plan. We currently have forecasted the additional expenditure of approximately $50,000 during the next twelve months in order to further pursue our business plan - for sales and marketing, for general and administrative expenses, and for working capital requirements, including the anticipated cost of compliance with the reporting requirements of the Securities Exchange Act of 1934. We do not presently have any guaranteed customers or contracts for sales of any of our products.

If we are unable to overcome the difficulties outlined above, we may have to identify and evaluate other business opportunities that are consistent with our expertise and income needs.

Results of Operations for the Years Ended August 31, 2007 and 2006

We generated revenue of $6,595 for the year ended August 31, 2007, compared to $1,935 in revenue for the year ended August 31, 2006. Our revenue for the years ended August 31, 2007 and 2006 were generated by sales of custom, silk-screened T-shirts. Therefore, our increase in revenue is attributable to an increase in sales.

Our cost of goods sold for the year ended August 31, 2007 was $12,113, and was $7,037 for the year ended August 31, 2006. Thus, we recorded gross Loss from sales of $5,518 for the year ended August 31, 2007, and $5,102 for the year ended August 31, 2006.

We incurred operating expenses in the amount of $47,972 for the year ended August 31, 2007, compared to operating expenses of $56,373 for the year ended August 31, 2006. Our operating expenses for the years ended August 31, 2007 and 2006 were primarily attributable to general and administrative expenses associated with the initial development of our business, legal expenses, and consulting fees.

We anticipate our operating expenses would increase if we implemented our business plan. The increase would be attributable to our sales and marketing plan, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $53,490 for the year ended August 31, 2007 and a loss of $61,475 for the year ended August 31, 2006.

Liquidity and Capital Resources

As of August 31, 2007, we had total current assets of $4,166 and total assets in the amount of $5,842. Our total current liabilities as of August 31, 2007 were $64,782. Thus, we had a working capital deficit of $60,616 as of August 31, 2007.

Operating activities used $32,736 in cash for the year ended August 31, 2007. Our net loss of $53,490 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during the year ended August 31, 2007 amounted to $32,070 and consisted primarily of loans from shareholders and officers.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital based upon the company’s desired plan of operation. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

As discussed above, the completion of our business plan for the next 12 months is contingent upon us obtaining additional financing. We do not anticipate meeting the financing requirements of our current business plan. Thus, we are currently negotiating to acquire other business opportunities, unrelated to our current business operations. We anticipate that we will also need additional financing to acquire another business. If we are unable to obtain additional financing, our business plan and our ability to acquire another business and continue as a going concern will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Without the necessary cash flow, we will not be able to pursue our plan of operations or any plan of operations until such time as the necessary funds are raised in the equity securities market.

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and have received limited revenue from sales of products. We have incurred significant initial product costs, including promotions and custom computer designs associated with our licensed products. We also incurred costs associated with our entry into new college markets. These factors create substantial doubt with our auditors about our ability to continue as a going concern. Management believes that we have insufficient capital reserves to operate through February 28, 2008 without the need for infusion of additional capital.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Cash and Cash Equivalents

We consider cash on hand, cash in banks, certificates of deposit, time deposits, and U.S. government and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents.

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

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Balance Sheet as of August 31, 2007;

F-3	Statements of Operations for the Years Ended August 31, 2007 and August 31, 2006;

F-4	Statement of Stockholders’ Deficit as of August 31, 2007;

F-5	Statements of Cash Flows for the Years Ended August 31, 2007 and August 31, 2006;

F-6	Notes to Financial Statements;

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
DesignerSportsApparel, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of DesignerSportsApparel, Inc. as of August 31, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DesignerSportsApparel, Inc. as of August 31, 2007, and the results of its operations and cash flows for the years ended August 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has limited working capital, has received limited revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note H. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC
Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
November 28, 2007

DESIGNERSPORTSAPPAREL, INC.
BALANCE SHEET
As Of August 31, 2007

ASSETS
Current Assets

Cash		$1,188
Accounts Receivable		1,978
Security Deposit		1,000
Total Current Assets		4,166
Other Assets
Web Site Development Costs	$4,945
Less: Accumulated Amortization of Web Site Costs	-3,269	1,676
TOTAL ASSETS		$5,842

LIABILITIES

Current Liabilities
Due to Officer and Shareholder		$32,267
Due to Consultant		5,000
Accounts Payable		27,515
Total Liabilities		64,782

STOCKHOLDERS’ DEFICIT

Share Capital
Authorized:
90,000,000 Common Shares, Par Value $0.001 per Share
10,000,000 Preferred Shares, Par Value $0.001 per Share

Issued and Outstanding: 5,757,000 Common Shares		5,757

Additional Paid-in Capital		50,268
Accumulated Deficit		(114,965)
Total Stockholders’ Deficit		(58,940)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$5,842
The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

	August 31, 2007	August 31, 2006

Gross Sales	$6,595	$1,935

Cost of Goods Sold	12,113	7,037

Gross (Loss) from Sales	(5,518)	(5,102)

General and Administrative Expenses	47,972	56,373

Net Loss	$(53,490)	$(61,475)

Weighted Average Number Of Shares Outstanding	5,757,000	4,624,500

Net Loss Per Share	$(0.01)	$(0.01)
The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
AS OF AUGUST 31, 2007

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Issuance of common stock for cash @$.001, September 16, 2005	2,500,000	$2,500	$0	-	$2,500
Issuance of common stock for cash @$.005, December 16, 2005	3,105,000	3,105	12,420	-	15,525
Issuance of common stock for cash @$.25, July 31, 2006	152,000	152	37,848	-	38,000
Net loss for the year ended August 31, 2006	-	-	-	(61,475)	(61,475)
Balance, August 31, 2006	5,757,000	5,757	50,268	(61,475)	(5,450)
Net loss for the year ended August 31, 2007	-	-	-	(53,490)	(53,490)
Balance, August 31, 2007	5,757.000	$5,757	$50,268	$(114,965)	$(58,490)
The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

	August 31, 2007	August 31, 2006

Cash Flows from Operating Activities
Net Loss for the Year	$(53,490)	$(61,475)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization	1,621	1,648
Changes in Assets and Liabilities
Inventory	5,952	(5,952)
Accounts Payable	17,444	10,186
Security Deposit	-	(1,000)
Due to Consultant	-	5,000
Accounts Receivable	(4,263)	-
Net Cash Used in Operating Activities	(32,736)	(51,593)

Cash Flows from Investing Activities
Web Site Development Costs	0	(4,945)

Cash Flows from Financing Activities
Due from Related Party	2,285	(2,285)
Loans from Shareholders and Officers	29,785	4,652
Issuance of Common Stock	0	56,025

Net Cash Provided by Financing Activities	32,070	58,392

Net Increase (Decrease) in Cash and Cash Equivalents	(666)	1,854

Cash and Cash Equivalents-beginning of year	1,854	0

Cash and Cash Equivalents-end of year	$1,188	$1,854

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0
The accompanying notes are an integral part of the financial statements.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of DesignerSportsApparel, Inc. (the “Company”) is presented to assist in understanding the company’s financial statements. The financial statements and notes are representations of the company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied to the preparation of the financial statements. The Company will adopt accounting policies and procedures based upon the nature of future transactions. Inventory is maintained using a perpetual inventory system and the cost is valued using the lower of cost or market. Inventory is computed using a moving or average cost system. Cost of goods sold are recorded at the most recent moving average cost. Inventory at the period ending August 31, 2007 was deemed worthless by management and was written off.

Description of Operational Activities
The Company was incorporated on August 29, 2005 under the laws of the State of Nevada. The Company elected a fiscal year-end of August 31. No activity took place between August 29, 2005 and August 31, 2005.

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
AUGUST 31, 2007

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

NOTE D: INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through August 31, 2007.

For the period ended from inception (August 29, 2005) through August 31, 2007, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $114,965 at August 31, 2007, and will expire in various amounts through year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

As of August 31, 2007
Deferred tax asset attributable to:
Net operating loss	$39,100
Valuation allowance	(39,100)
Net deferred tax asset	$-0-

NOTE E: PROPERTY AND EQUIPMENT

At August 31, 2007, the Company had no property and equipment. Prior to August 31, 2007, the Company borrowed the use of office equipment from a related party and was not charged any fees for the use of the equipment. Once the Company acquires equipment, the Company shall account for property and equipment at cost. Expenditures for the maintenance and repair shall be charged against operations. Renewals and improvements that materially extend the life of the asset shall be capitalized.

The Company shall account for depreciation of the equipment based on the straight-line method over the estimated useful lives for financial reporting and uses accelerated depreciation methods for income tax reporting.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

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

An officer of the Company loaned funds to the Company for operating expenses in order to assist the Company with working capital requirements. Loans outstanding at August 31, 2007 were as follows:

DATE	AMOUNT	INTEREST RATE & MATURITY DATE
September 2005	$2,500	5%; 12/31/06
April 2006	2,152	0%; Demand Note
September 2006	2,500	5%; 2/28/07, unpaid
January 2007	25,000	5%; 01/02/08
August 2007	115	0%; Demand Note
TOTAL	$32,267

NOTE G: COMMON STOCK

On June 19, 2006 the Company amended its Articles of Incorporation to increase the authorized common shares from 25,000,000 to 90,000,000. In addition the Company amended its Articles of Incorporation to authorize 10,000,000 of Preferred Shares. As of August 31, 2007, the Company had 5,757,000 common shares outstanding.

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

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2007

NOTE H: LIQUIDITY AND CAPITAL RESERVES (continued)

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

Management believes that the Company has insufficient capital reserves to operate through February 28, 2008 without the need for infusion of additional capital. The Company continues to sell its products and purchases inventory from its suppliers when an order is received. Although the principals of the Company have no legal obligation to infuse additional capital, it is expected that the principals shall do so as reasonably necessary by providing short-term demand loans carrying a market interest rate.

NOTE I: MATERIAL CONTRACTS

On April 4, 2006 the Company entered into a License Agreement with Sigma Alpha Epsilon Fraternity (“SAE”). The agreement provides the Company with the right to use the insignia of SAE including the Greek letters, crest, badge, flags, the True Gentleman logo, and the name of the organization. The Company pays a $40 annual advance and 8.5% of gross sales. The term was until June 30, 2007 and the contract is renewable, but has not yet been renewed as of August 31, 2007. The Company has paid royalties on its sales.

On September 28, 2005 the Company entered into a business consulting agreement with Don India, Sr. of Design U Factory, Inc. The Agreement provides compensation to the Consultant at a rate of $50 per hour. As of August 31, 2007, the Company owed $5,000 in consulting fees to Mr. India.

NOTE J: RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. David Parker. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended August 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our sole executive officer and director and his age as of August 31, 2007 is as follows:

Name of Officer	Age	Office
David B. Parker	51	Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of executive officers and directors.

David B. Parker. In addition to acting as our sole executive officer and director, Mr. Parker also acts as Chief Executive Officer of Certified Services USA, Inc. Certified Services USA, Inc. is a private company incorporated in November 2006 that is seeking to develop a membership association for independent contractors. Mr. Parker served as Chief Executive Officer and a member of the board of directors of Assured Pharmacy, Inc. from April 2003 to February 2005. Assured Pharmacy, Inc. is a reporting company that is engaged in the business of establishing and operating specialty pharmacies focused on dispensing highly regulated medication for chronic pain management. Mr. Parker founded RxSystems, Inc. in March 2002 and served as its Chairman and Chief Executive Officer until its dissolution in 2003. RxSystems, Inc. dissolved following the assignment of its sole asset, exclusive licensing rights, to Assured Pharmacy, Inc. in 2003. From December 2001 to June 2002, Mr. Parker served as a business consultant. Mr. Parker served as Vice President of Retail Sales for Prudential Securities from November 1989 to December 1991. Mr. Parker launched and operated his own independent consulting practice from January 1991 until December 2001. From August 1983 to February 1988, Mr. Parker was employed at Merrill Lynch Pierce Fenner & Smith, where he rose to the position of executive Vice President. Mr. Parker graduated from Texas Christian University in 1981.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

David Parker is our only significant employee.

We conduct our business through agreements with consultants and arms-length third parties. Current arrangements in place include the following:

1.	A verbal agreement with our graphic artists, printers, and suppliers to provide services at their respective and customary rates upon request.

2.	Verbal agreements with our accountants to perform requested financial accounting services.

3.	Verbal agreements with auditors to perform audit functions at their respective normal and customary rates.

These verbal agreements are unenforceable. We do not intend to enter into written agreements regarding these arrangements because the services that these parties provide are not unique and we are confident that suitable replacements could be secured are comparable rates to provide these services if necessary.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending August 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended August 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended August 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
David B. Parker, CEO and Director	0	0	0

Code of Ethics Disclosure

As of August 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our sole officer. We anticipate that we will adopt a code of ethics once we are in a position to do so.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Parker, CEO and CFO	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -

Narrative Disclosure to the Summary Compensation Table

We do not compensate our executive officers by the payment of salaries or bonus compensation.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Parker	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of August 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Parker	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,757,000 shares of common stock issued and outstanding on August 31, 2007.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	David Parker 207 N. Center Street, Unit A Arlington, TX 76011	2,500,000 Shares	43.4%
Total of All Directors and Executive Officers:		2,500,000 Shares	43.4%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

•
We have maintained an office at the office of a shareholder. The amount of space used is nominal. During the period from inception through June 30, 2006, we paid no rent. The fair market value of this office rent is not reflected in the statement of operations as it is valued at no more than $150 per month. In July 2006, we began paying rent for this space under a 6 month lease agreement that is renewable on a month-to-month basis. The lease obligates us to pay $150 per month in rent plus its portion of utilities (approximately $50 per month).

•	An officer of the Company loaned funds to us for operating expenses in order to assist us with working capital requirements. Loans outstanding at August 31, 2007 were as follows:

DATE	AMOUNT	INTEREST RATE & MATURITY RATE
September 2005	$2,500	5%; 12/31/06
April 2006	2,152	0%; Demand Note
September 2006	2,500	5%; 2/28/07, unpaid
January 2007	25,000	5%; 01/02/08
August 2007	115	0%; Demand Note
TOTAL	$32,267

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement filed on Form SB-2 on December 14, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended August 31, 2007 and August 31, 2006 were approximately $5,450 and $3,250 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended August 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended August 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Designer Sports Apparel, Inc.

By:	/s/ David Parker
Chief Executive Officer, Chief Financial Officer and Director
November 29, 2007

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/David Parker

Chief Executive Officer, Chief Financial Officer and Director
November 29, 2007