Form 10QSB
period 2007-11-30
DesignerSportsApparel,Inc.
filed 2008-01-22
CIK 1345496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

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

(817) 727-3928
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,757,000 common shares as of January 15, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of November 30, 2007 (unaudited);

F-2	Statements of Operations for the three months ended November 30, 2007 and 2006 (unaudited);

F-3	Statement of Shareholders’ Deficit for the three months ended November 30, 2007 (unaudited)

F-4	Statements of Cash Flows for the three months ended November 30, 2007 and 2006 (unaudited); and

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

DESIGNERSPORTSAPPAREL, INC.
BALANCE SHEET
AS OF NOVEMBER 30, 2007
(UNAUDITED)

ASSETS
Current Assets
Cash		$5,856
Accounts Receivable		599
Security Deposit		1,000
Total Current Assets		7,455
Other Assets
Web Site Development Costs	$4,945
Less: Accumulated Amortization of Web Site Costs	(3,681)	1,264
TOTAL ASSETS		$8,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Due to Officers and Shareholders		$4,767
Due to Consultant		5,000
Accounts Payable		31,669
Total Current Liabilities		41,436

Long-Term Liabilities
Notes Payable - Shareholders		32,500
Total Long-Term Liabilities		32,500

Total Liabilities		$73,936

STOCKHOLDERS’ DEFICIT

Share Capital
Authorized: 25,000,000 Common Shares, Par Value $0.001 per Share 10,000,000 Preferred Shares, Par Value $0.001 per Share

Issued and Outstanding: 5,757,000 Common Shares		5,757

Additional Paid-in Capital		50,268
Share Capital		56,025
Accumulated Deficit		(121,242)
Total Stockholders’ Deficit		(65,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$8,719

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 and 2006
(UNAUDITED)

	For the Three Months Ended November 30, 2007	For the Three Months Ended November 30, 2006

Gross Sales	$0	$2,339

Cost of Goods Sold	(0)	(3,036)

Gross (Loss) from Sales	0	(697)

General and Administrative Expenses	6,277	7,643
Net Loss	$(6,277)	$(8,340)

Weighted Average Number Of Shares Outstanding	5,757,000	5,757,000
Net Loss Per Share	(.01)	$(.01)

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 29, 2005 TO AUGUST 31, 2007
AND SEPTEMBER 1, 2007 TO NOVEMBER 20, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Issuance of common stock for cash @$.001, September 16, 2005	2,500,000	$2,500	$-	$-	$2,500
Issuance of common stock for cash @$.005, December 16, 2005	3,105,000	3,105	12,420	-	15,525
Issuance of common stock for cash @$.25, July 31, 2006	152,000	152	37,848	-	38,000
Net loss for the year ended August 31, 2006	-	-	-	(61,475)	(61,475)
Balance, August 31, 2006	5,757,000	5,757	50,268	(61,475)	(5,450)
Net loss for the year ended August 31, 2007	-	-	-	(53,490)	(53,490)
Balance, August 31, 2007	5,757.000	5,757	50,268	(114,965)	(58,940)

Net Loss for the Three-Months ended November, 30, 2007				(6,277)	(6,277)
Ending Balance, November 30, 2007	5,757,000	$5,757	$50,268	$(121,242)	$(65,217)

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 and 2006
(UNAUDITED)

	For the Three Months Ended November 30, 2007	For the Three Months Ended November 30, 2006
Cash Flows From Operating Activities
Net Loss for the Three Month Period	$(6,277)	$(8,340)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization	412	412

Changes in Assets and Liabilities
Inventory	0	(87)
Accounts Receivable	1,378
Accounts Payable	4,154	4,733

Net Cash Used in Operating Activities	(332)	(3,282)

Cash Flows from Financing Activities
Due from Related Party	0	425
Loans from Shareholders and Officers	5,000	2,500

Net Cash Provided by Financing Activities	5,000	2,925

Net Decrease in Cash and Cash Equivalents	4,668	(357)

Cash and Cash Equivalents-September 1, 2007 and 2006, respectively	1,188	1,854

Cash and Cash Equivalents-November 30, 2007 and 2006, respectively	$5,856	$1,497

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0
Cash Paid for Income Taxes	$0	$0

The accompanying notes are an integral part of the financial statements.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
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

Since inception, our business has not been profitable over any annual or quarterly period. As reflected in this current report on Form 10QSB, we experienced a net loss of $53,490 for the year ended August 31, 2007, and had a net loss of $61,475 for the year ended August 31, 2006. Our net loss for the first quarter year ending November 30, 2007 is $6,277.

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

Additionally, our sales efforts have failed to yield a significant revenue stream or a likely revenue stream in the foreseeable future. During the year ended August 31, 2007, we spent approximately $47,972 on general and administrative expenses in pursuit of our business plan. During the quarter ended November 30, 2007, we spent an additional $6,277.

We had forecasted the additional expenditure of approximately $50,000 during the current fiscal year in order to further pursue our business plan - for sales and marketing, for general and administrative expenses, and for working capital requirements, including the anticipated cost of compliance with the reporting requirements of the Securities Exchange Act of 1934. We do not have these funds.

If we are unable to overcome our difficulties, we may have to identify and evaluate other business opportunities that are consistent with our expertise and income needs.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

Our efforts to obtain additional capital in order to further pursue our business plan has been unsuccessful.

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

NOTE C: OFFERING COSTS

Professional fees associated with capital raising activities which were incurred by the Company in connection with a Regulation D private stock offering, and were recorded as operating expenses.

NOTE D: INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through November 30, 2007.

For the period ended from inception (August 29, 2005) through November 30, 2007, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $121,242 at November 30, 2007, and will expire in the year 2027.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

As of November 30, 2007
Deferred tax asset attributable to:
Net operating loss	$41,223
Valuation allowance	(41,223)
Net deferred tax asset	$-0-

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(UNAUDITED)

NOTE E: PROPERTY AND EQUIPMENT

At November 30, 2007, the Company had no property and equipment. Prior to November 30, 2006, the Company borrowed the use of office equipment from a related party and was not charged any fees for the use of the equipment. Once the Company acquires equipment, the Company shall account for property and equipment at cost. Expenditures for the maintenance and repair shall be charged against operations. Renewals and improvements that materially extend the life of the asset shall be capitalized.

The Company shall account for depreciation of the equipment based on the straight-line method over the estimated useful lives for financial reporting and uses accelerated depreciation methods for income tax reporting.

NOTE F: RELATED PARTY TRANSACTIONS

The Company has maintained an office at the office of a shareholder. The amount of space used is nominal. During the period from inception through June 30, 2006, the company paid no rent. The fair market value of this office rent is not reflected in the statement of operations as it is valued at no more than $150 per month. In July 2006, the Company began paying rent for this space under a 6 month lease agreement that is renewable on a month-to-month basis. The lease obligates the Company to pay $150 per month in rent plus its portion of utilities.

An officer of the Company loaned funds to the Company for operating expenses in order to assist the Company with working capital requirements. Loans outstanding at November 30, 2007 were as follows:

DATE	AMOUNT	INTEREST RATE & MATURITY DATE
September 2005	$2,500	5%; 12/31/08
April 2006	2,152	0%; Demand Note
September 2006	2,500	5%; 2/28/08
January 2007	25,000	5%; 01/02/09
August 2007	115	0%; Demand Note
September 2007	5000	5% 9/28/08
TOTAL	$37,267

NOTE G: COMMON STOCK

On June 19, 2006 the Company amended its Articles of Incorporation to increase the authorized common shares from 25,000,000 to 90,000,000. In addition the Company amended its Articles of Incorporation to authorize 10,000,000 of Preferred Shares. As of November 30, 2007 the Company had 5,757,000 common shares outstanding.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

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

Management believes that the Company has insufficient capital reserves to operate through February 28, 2008 without the need for infusion of additional capital. The Company continues to sell its products. There is no inventory on hand. Inventory is purchased only when a sell occurs. Although the principals of the Company have no legal obligation to infuse additional capital, it is expected that the principals shall do so as reasonably necessary by providing short-term demand loans carrying a market interest rate.

NOTE I: MATERIAL CONTRACTS

On April 4, 2006 the Company entered into a License Agreement with Sigma Alpha Epsilon Fraternity (“SAE”). The agreement provides the Company with the right to use the insignia of SAE including the Greek letters, crest, badge, flags, the True Gentleman logo, and the name of the organization. The Company shall pay a $40 annual advance and 8.5% of gross sales. The contract expired on June 30, 2007 and was renewed on January 11, 2008 with the payment of the annual $40 advance. The Company has paid royalties on its sales.

On September 28, 2005 the Company entered into a business consulting agreement with Don India, Sr. of Design U Factory, Inc. The Agreement provides compensation to the Consultant at a rate of $50 per hour. As of November 30, 2007 the Company owed $5,000 in consulting fees to Mr. India.

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

We had originally planned to increase our product offering and to seek to develop additional licensing agreements to act a supplier to other national fraternities and sororities whose membership base consists of our target market. We had also planned to further expand our product line to provide a broader range of merchandise to our customers including baseball caps and other items of apparel.

Since undertaking our original plan of operations, we have experienced significant general and administrative expenses and a prohibitively high cost of sales. Additionally, our sales efforts have failed to yield a significant revenue stream or a likely revenue stream in the foreseeable future. Our history of lackluster sales and unprofitable operations has made it difficult to raise capital, to hire and retain employees and consultants, to contract for third party services, and to otherwise execute on our business plan.

As part of our License Agreement with the Sigma Alpha Epsilon Fraternity, we had maintained a comprehensive general and product liability insurance protecting against claims of any sort for loss or damage arising out of the design, manufacture, or marketing of licensed products. This insurance policy was maintained in the face amount of one million ($1,000,000.00) dollars and named the Sigma Alpha Epsilon Fraternity as co-insured. Due to financial constraints, we have allowed this insurance policy to lapse and we have not reinstated it.

In order to cut costs, we have decided to close down our e-commerce website and to replace it with a static web site. The e-commerce site allowed us to take credit card orders via the Internet. Most of our orders to date have been phone orders. Shutting down the e-commerce site and replacing it with a static site will save us $159 per month in costs going forward.

Due to our continuing difficulties in expanding sales and funding our business plan, we have begun to re-evaluate our plan of operations to determine whether it continues to be commercially viable. As a result of our relative lack of success or significant progress so far in executing on our business plan, our meager working capital, and the relatively unpromising overall nature of our enterprise, management has been searching for and evaluating additional emerging products, product concepts, and lines of business for potential acquisition. Although we have not entered into any binding agreement regarding any specific new product or business opportunity at this time, we have been in negotiations and have been doing due diligence which we hope will lead to an agreement in the future. In the event we are able to reach such an agreement, we will re-focus our operations and follow a plan centering primarily on the new product or business opportunity.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended November 30, 2007 and 2006

We did not generate any in revenue for the three months ended November 30, 2007. We earned $2,339 in sales for the three months ended November 30, 2006. We incurred operating expenses in the amount of $6,277 for the three months ended November 30, 2007, compared to operating expenses of $7,643 for the three months ended November 30, 2006. Our operating expenses for the three and nine months ended November 30, 2007 and 2006 were primarily attributable to general and administrative expenses, legal expenses, and consulting fees.

We incurred a loss in the amount of $6,277 for the three months ended November 30, 2007 and a loss of $8,340 for the three months ended November 30, 2006.

Liquidity and Capital Resources

As of November 30, 2007, we had total current assets of $7,455 and total assets in the amount of $8,719. Our total current liabilities as of November 30, 2007 were $41,436. We had a working capital deficit of $33,981 as of November 30, 2007.

As of November 30, 2007, we have insufficient cash to operate our business at the current level for the next twelve months. We must raise additional capital to achieve our business goals and to continue operations. In January 2007, our sole executive officer advanced a loan to us in the amount of $25,000 so that we could satisfy our short-term capital needs. During the reporting period, on September 28, 2007, our officer made another loan to us in the amount of $5,000. Subsequent to the reporting period, on January 10, 2007, our officer made an additional loan to us in the amount of $10,000. Our principal has no legal obligation to infuse additional capital and we cannot guarantee that he will be able to do so as necessary to sustain our operations. In the event we are not able to obtain financing within the next 12 months, our operations will be limited.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. David B. Parker. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2007.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2007.

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

DesignerSportsApparel, Inc.

Date:	January 21, 2008

	By:	/s/David Parker David Parker
	Title:	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director