Form 10QSB
period 2008-02-29
DesignerSportsApparel,Inc.
filed 2008-04-21
CIK 1345496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,757,000 common shares as of April 15, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of February 29, 2008 (unaudited);

F-2	Statements of Operations for the three and six months ended February 29, 2008 and February 28, 2007 (unaudited);

F-3	Statements of Cash Flows for the three and six months ended February 29, 2008 and February 28, 2007 (unaudited); and

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

DESIGNERSPORTSAPPAREL, INC.
BALANCE SHEET
AS OF FEBRUARY 29, 2008
(UNAUDITED)
ASSETS
Current Assets
Cash		$3,196
Security Deposit		1,000
Total Current Assets		4,196
Other Assets
Web Site Development Costs	$4,945
Less: Accumulated Amortization of Web Site Costs	(4,945)	0
TOTAL ASSETS		$4,196

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Current Liabilities
Due to Officers and Shareholders		$47,267
Due to Consultant		5,000
Accounts Payable		42,716
Total Liabilities		94,983

STOCKHOLDERS’ DEFICIT

Share Capital
Authorized:
90,000,000 Common Shares, Par Value $0.001 per Share
10,000,000 Preferred Shares, Par Value $0.001 per Share

Issued and Outstanding:
5,757,000 Common Shares		5,757

Additional Paid-in Capital		50,268
Share Capital		56,025
Accumulated Deficit		(146,812)
Total Stockholders’ Deficit		(31,846)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$4,196

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 and FEBRUARY 28, 2007
(UNAUDITED)

	For the Three Months Ended February 29, 2008	For the Six Months Ended February 29, 2008	For the Three Months Ended February 28, 2007	For the Six Months Ended February 28, 2007

Gross Sales	$0	$0	$2,877	$5,216

Cost of Goods Sold	0	0	(974)	(4,010)

Gross Profit from Sales	0	0	1,903	1,206

General and Administrative Expenses	25,569	31,846	16,982	24,625
Net Loss	$(25,569)	$(31,846)	$(15,079)	$(23,419)

Weighted Average Number Of Shares Outstanding	5,757,000	5,757,000	5,757,000	5,757,000
Net Loss Per Share	$(.01)	$(.01)	$(.01)	$(.01)

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2008 and FEBRUARY 28, 2007
(UNAUDITED)

	For the Three Months Ended February 29, 2008	For the Six Months Ended February 29, 2008	For the Three Months Ended February 28, 2007	For the Six Months Ended February 28, 2007

Cash Flows From Operating Activities
Net Loss for the Period	$(25,569)	$(31,816)	$(15,079)	$(23,419)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization	1,264	1,676	412	824

Changes in Assets and Liabilities
Inventory	0	0	0	(87)
Accounts Receivable	599	1,978	0	0
Accounts Payable	11,046	15,200	1,870	6,603

Net Cash Used in Operating Activities	(12,660)	(12,992)	(12,797)	(16,079)

Cash Flows from Financing Activities
Due from Related Party	0	0	0	0
Loans from Shareholders and Officers	10,000	15,000	25,000	27,500

Net Cash Provided by Financing Activities	10,000	15,000	25,000	27,500

Net Decrease in Cash and Cash Equivalents	(2,660)	2,008	11,803	11,446

Cash and Cash Equivalents–at the beginning of each three and six month period, respectively	5,856	1,188	1,497	1,854

Cash and Cash Equivalents–at the end of each three and six month period, respectively	$3,196	$3,196	$13,300	$13,300

Supplemental Cash Flow Information:
Cash Paid for Interest	$0	$0	$0	$0
Cash Paid for Income Taxes	$0	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
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

Our initial business plan was to provide custom, silk-screened T-shirts to collegiate consumers.  The demand for our products has been generally seasonal during the academic school year.  To date, all of our sales have been generated during the academic school year. The business plan did not work as intended resulting in continued losses.  This plan has been suspended.

We have been working on several alternatives to the existing business plan and will announce any changes once completed.

Our efforts to obtain additional capital in order to further pursue our initial business plan has been unsuccessful.

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
FEBRUARY 29, 2008
(UNAUDITED)

NOTE B:    ORGANIZATION AND WEB SITE DEVELOPMENT COSTS

Web Site Development costs of $4,945 were being amortized over the expected life of 36 months. In February 2008, the company canceled the web site.  Accordingly, the remaining unamortized development costs have been expensed in the second quarter.

NOTE C:    OFFERING COSTS

Professional fees associated with capital raising activities which were incurred by the Company in connection with a Regulation D private stock offering, and were recorded as operating expenses.

NOTE D:    INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through February 29, 2008.

For the period ended from inception (August 29, 2005) through February 29, 2008, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $147,000 at February 29, 2008, and will expire in various amounts through the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

As of February 29, 2008
Deferred tax asset attributable to:
Net operating loss	$49,900
Valuation allowance	(49,900)
Net deferred tax asset	$-0-

NOTE E:    PROPERTY AND EQUIPMENT

At February 29, 2008, the Company had no property and equipment.  Prior to November 30, 2006, the Company borrowed the use of office equipment from a related party and was not charged any fees for the use of the equipment.  Once the Company acquires equipment, the Company shall account for property and equipment at cost.  Expenditures for the maintenance and repair shall be charged against operations.  Renewals and improvements that materially extend the life of the asset shall be capitalized.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(UNAUDITED)

The Company shall account for depreciation of the equipment based on the straight-line method over the estimated useful lives for financial reporting and uses accelerated depreciation methods for income tax reporting.

NOTE F:    RELATED PARTY TRANSACTIONS

The Company has maintained an office at the office of a shareholder.  The amount of space used is nominal.  During the period from inception through June 30, 2006, the company paid no rent. The fair market value of this office rent is not reflected in the statement of operations as it is valued at no more than $150 per month.  In July 2006, the Company began paying rent for this space under a 6 month lease agreement that is renewable on a month-to-month basis.  The lease obligates the Company to pay $150 per month in rent plus its portion of utilities. As of the filing date, the company is two months in arrears on rent.

An officer of the Company loaned funds to the Company for operating expenses in order to assist the Company with working capital requirements.  Loans outstanding at February 29, 2008 were as follows:

DATE	AMOUNT	INTEREST RATE & MATURITY DATE
September 2005	$2,500	5%; 12/31/08
April 2006	2,152	0%; Demand Note
September 2006	2,500	5%; 2/28/09
January 2007	25,000	5%; 01/02/09
August 2007	115	0%; Demand Note
September 2007	5,000	5% 9/28/08
January 2008	10,000	0%; Demand Note
April 2008 (after balance sheet date)	5,000	0%; Demand Note
TOTAL	$52,267

NOTE G:    COMMON STOCK

On June 19, 2006 the Company amended its Articles of Incorporation to increase the authorized common shares from 25,000,000 to 90,000,000.  In addition the Company amended its Articles of Incorporation to authorize 10,000,000 of Preferred Shares.  As of February 29, 2008 the Company had 5,757,000 common shares outstanding.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
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

Management believes that the Company has insufficient capital reserves to operate through May 31, 2008 without the need for infusion of additional capital.  The Company does not plan to continue to sell its products until such time as additional capital has been raised and the company’s initial business plan has been reevaluated and or modified; and no assurances exist as of this date that capital is available to the company for these purposes.  There is no inventory on hand.  Although the principals of the Company have no legal obligation to infuse additional capital, it is expected that the principals shall do so as reasonably necessary by providing short-term demand loans carrying a market interest rate.

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

On September 28, 2005 the Company entered into a business consulting agreement with Don India, Sr. of Design U Factory, Inc.  The Agreement provides compensation to the Consultant at a rate of $50 per hour.  As of February 29, 2008 the Company owed $5,000 in consulting fees to Mr. India.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2008
(UNAUDITED)

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

Due to our continuing difficulties in expanding sales and funding our business plan, we have re-evaluated our plan of operations and have identified three options which may allow our operations to remain commercially viable in the long run.  The basic options identified by management are as follows:

(1) In order to become more competitive within the silk-screened T-shirt industry, we likely would have to purchase additional equipment.  Acquisition of certain specialty equipment would allow us to gain a competitive advantage with regard to short lead time / small quantity T-shirt orders.  The equipment being considered would cost approximately $30,000.  In order to obtain the funding for this type of equipment, we would probably have to generate cash from the sale of our common stock.  If we decide to purchase additional equipment, management would likely authorize a small private offering of our common stock on a “best efforts” basis.   There can be no assurance that we will be successful in this effort to raise equity financing.  Our relative lack of success so far and our meager working capital may present significant obstacles to any effort to raise additional equity capital.

(2) We could expand our operations and sales through the acquisition of another small screen printer.  Management has been evaluating other operations for potential acquisition and performing due diligence. In order to pursue this option, however, we would likewise probably have to generate cash from the sale of our common stock as outlined above.

(3)  We could acquire products, product concepts, and lines of business outside of the T-short industry.   Management has also been searching for and evaluating opportunities outside of our current industry.  Although we have not entered into any binding agreement regarding any specific new product or business opportunity at this time, we have been in negotiations and have been doing due diligence which may lead to an agreement in the future.  In the event we are able to reach such an agreement, and in the event we decide to go forward with a new opportunity, we will re-focus our operations and follow a plan centering primarily on the new product or business opportunity.

Management is continuing to evaluate the various options outlined above while maintaining our current operations to the best of their ability within the limits presented by our current working capital and other resources.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently have firm plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended February 29, 2008 and February 28, 2007

We did not generate any in revenue for the three and six months ended February 29, 2008.  We earned $2,877 in sales for the three months ended February 28, 2007 and $5,216 in sales for the six months ended February 28, 2007.  We incurred operating expenses in the amount of $25,569 for the three months ended February 29, 2008 and in the amount of $31,846 for the six months ended February 29, 2008.   We incurred operating expenses in the amount of $16,982 for the three months ended February 28, 2007 and in the amount of $24,625 for the six months ended February 28, 2007.  Our operating expenses for the three and six months ended February 29, 2008 and February 28, 2007 consisted primarily of general and administrative expenses.

We incurred a loss in the amount of $25,569 for the three months ended February 29, 2008 and in the amount of $31,846 for the six months ended February 29, 2008, compared to losses of $15,079 for the three months ended February 28, 2007 and $23,419 for the six months ended February 28, 2007.

Liquidity and Capital Resources

As of February 29, 2008, we had total current assets of $4,196 and total assets in the amount of $4,196. Our total current liabilities as of February 28, 2008 were $94,983. We had a working capital deficit of $90,787 as of February 28, 2008.

As of February 29, 2008, we have insufficient cash to operate our business at the current level for the next twelve months. We must raise additional capital to achieve our business goals and to continue operations. In the meantime, our sole executive officer has advanced loans to us so that we could satisfy our short-term capital needs. During the reporting period, our sole executive officer made a loan to us in the amount of $10,000.  As of February 29, 2008, the total balance due to our principal was $47,267. Subsequent to the reporting period, our officer made an additional loan to us in the amount $5,000.  Our principal has no legal obligation to infuse additional capital and we cannot guarantee that he will be able to do so as necessary to sustain our operations.  In the event we are not able to obtain financing within the next 12 months, our operations will continue to be limited.

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. David B. Parker.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

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

PART II – OTHER INFORMATION

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

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

DesignerSportsApparel, Inc.

Date:	April 21, 2008

By: /s/David Parker David Parker Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director