Form 10-Q
period 2008-05-31
DesignerSportsApparel,Inc.
filed 2008-07-21
CIK 1345496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-139343

DesignerSportsApparel, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3491905
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

207 N. Center Street, Arlington, Texas 76011
(Address of principal executive offices)

(817) 727-3928
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,217,000 common shares as of July 2, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of May 31, 2008 (unaudited)

F-2	Statements of Operations for the three and nine months ended May 31, 2008 and May 31, 2007 (unaudited)

F-3	Statements of Cash Flows for the three and nine months ended May 31, 2008 and May 31, 2007 (unaudited) and

F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

DESIGNERSPORTSAPPAREL, INC.
BALANCE SHEET
AS OF MAY 31, 2008
(UNAUDITED)

ASSETS
Current Assets
Cash		$22,068
Security Deposit		1,000
Total Current Assets		23,068
Other Assets
Web Site Development Costs	$4,945
Less: Accumulated Amortization of Web Site Costs	(4,945)	0
TOTAL ASSETS		$23,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES

Current Liabilities
Due to Officers and Shareholders		$36,017
Due to Third Party		28,000
Due to Consultant		5,000
Accounts Payable		44,165
Total Liabilities		113,182

STOCKHOLDERS’ DEFICIT

Share Capital
Authorized:
90,000,000 Common Shares, Par Value $0.001 per Share
10,000,000 Preferred Shares, Par Value $0.001 per Share

Issued and Outstanding:
5,757,000 Common Shares		5,757

Stock Shares Subscribed but Not Yet Issued		22,750
Additional Paid-in Capital		50,268
Share Capital		78,775
Accumulated Deficit		(168,889)
Total Stockholders’ Deficit		(90,114)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$23,068

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2008 and 2007
(UNAUDITED)

	For the Three Months Ended May 31, 2008	For the Nine Months Ended May 31, 2008	For the Three Months Ended May 31, 2007	For the Nine Months Ended May 31, 2007

Gross Sales	$0	$0	$0	$5,216

Cost of Goods Sold	(1,329)	(1,329)	0	(4,010)

Gross Profit (Loss) from Sales	(1,329)	(1,329)	0	1,206

General and Administrative Expenses	20,748	52,595	6,022	30,647
Net Loss	$(22,077)	$(53,924)	$(6,022)	$(29,441)

Weighted Average Number Of Shares Outstanding	5,757,000	5,757,000	5,757,000	5,757,000
Net Loss Per Share	$(.00)	$(.01)	$(.00)	$(.00)

The accompanying notes are an integral part of the financial statements.

DESIGNERSPORTSAPPAREL, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2008 and 2007
(UNAUDITED)

	For the Three Months Ended May 31, 2008	For the Nine Months Ended May 31, 2008	For the Three Months Ended May 31, 2007	For the Nine Months Ended May 31, 2007

Cash Flows From Operating Activities
Net Loss for the Period	$(22,077)	$(53,924)	$(6,022)	$(29,441)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization	0	1,676	412	1,209

Changes in Assets and Liabilities
Inventory	0	0	(1,196)	(1,057)
Miscellaneous Adjustment	0	0	100	100
Accounts Receivable	0	1,978	(500)	(1,099)
Prepaid Rent and Utilities	0	0	400	400
Security Deposit	0	0	0	(1,000)
Accounts Payable	199	15,400	2,745	5,913

Net Cash Used in Operating Activities	(21,878)	(34,870)	(4,061)	(24,975)

Cash Flows from Financing Activities
Due from Related Party	0	0	0	1,860
Loan from Third Party	28,000	28,000	0	0
Loans from Shareholders and Officers	5,000	20,000	0	27,500
Loan Repayments	(15,000)	(15,000)	0	0
Capital Stock & Paid in Capital	22,750	22,750	0	3,000

Net Cash Provided by Financing Activities	40,750	55,750	0	32,360

Net Change in Cash and Cash Equivalents	18,872	20,880	(4,061)	7,385

Cash and Cash Equivalents–at the beginning of each three and nine month period, respectively	3,196	1,188	13,300	1,854

Cash and Cash Equivalents–at the end of each three and nine month period, respectively	$22,068	$22,068	$9,239	$9,239

Supplemental Cash Flow Information:
Cash Paid for Interest	$267	$267	$0	$0
Cash Paid for Income Taxes	$0	$0	$0	$0

The accompanying notes are an integral part of the financial statements.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008
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

NOTE B:    ORGANIZATION AND WEB SITE DEVELOPMENT COSTS

Web Site Development costs of $4,945 were being amortized over the expected life of 36 months. In February 2008, the company canceled the web site.  Accordingly, the remaining unamortized development costs were expensed at that time.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008
(UNAUDITED)

NOTE C:    OFFERING COSTS

Professional fees associated with capital raising activities which were incurred by the Company in connection with a Regulation D private stock offering, and were recorded as operating expenses.

NOTE D:    INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through May 31, 2008.

For the period ended from inception (August 29, 2005) through May 31, 2008, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $168,889 at May 31, 2008, and will expire in various amounts through the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

As of May 31, 2008
Deferred tax asset attributable to:
Net operating loss	$57,400
Valuation allowance	(57,400)
Net deferred tax asset	$-0-

NOTE E:    PROPERTY AND EQUIPMENT

At May 31, 2008, the Company had no property and equipment.  Prior to November 30, 2006, the Company borrowed the use of office equipment from a related party and was not charged any fees for the use of the equipment.  Once the Company acquires equipment, the Company shall account for property and equipment at cost.  Expenditures for the maintenance and repair shall be charged against operations.  Renewals and improvements that materially extend the life of the asset shall be capitalized.

Subsequent to the financial statement date the Company purchased office equipment for $12,704 consisting of computer and related equipment.

The Company shall account for depreciation of the equipment based on the straight-line method over the estimated useful lives for financial reporting and uses accelerated depreciation methods for income tax reporting.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008
(UNAUDITED)

NOTE F:    RELATED PARTY TRANSACTIONS

The Company has maintained an office at the office of a shareholder.  The amount of space used is nominal.  During the period from inception through June 30, 2006, the company paid no rent. The fair market value of this office rent is not reflected in the statement of operations as it is valued at no more than $150 per month.  In July 2006, the Company began paying rent for this space under a 6 month lease agreement that is renewable on a month-to-month basis.  The lease obligates the Company to pay $150 per month in rent plus its portion of utilities. As of the filing date, the company is four months in arrears on rent.

Subsequent to the financial statement date, the Company entered into an agreement to occupy the majority of the available lease space and transfer the lease agreement from the shareholder described above to the Company.  This includes reimbursing the shareholder for prior rents paid and the leasehold build out expense.  Additionally, Company will purchase the existing Furniture Fixture and Equipment from the shareholder.

An officer of the Company loaned funds to the Company for operating expenses in order to assist the Company with working capital requirements.  Loans outstanding at May 31, 2008 were as follows:

DATE	AMOUNT	INTEREST RATE & MATURITY DATE
September 2005	$2,500	5%; 12/31/08
April 2006	1,017	0%; Demand Note
September 2006	2,500	5%; 2/28/09
January 2007	25,000	5%; 01/02/09
April 2008	5,000	0%; Demand Note
May 2008 from Third Party	28,000	12%; 7/16/08
TOTAL	$64,017

Subsequent to the financial statement date a principal payment of $10,000 was made against the January 2007 $25,000 note resulting in a $15,000 outstanding liability.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008
(UNAUDITED)

NOTE G:    COMMON STOCK

On June 19, 2006 the Company amended its Articles of Incorporation to increase the authorized common shares from 25,000,000 to 90,000,000.  In addition the Company amended its Articles of Incorporation to authorize 10,000,000 of Preferred Shares.  As of May 31, 2008, the Company had 5,757,000 common shares outstanding.

Company commenced a Private Offering on April 28, 2008, closing on July 2, 2008, for 460,000 shares at $0.25 per share, raising total proceeds of $115,000.  As of the financial statement date, proceeds from the private placement received were $22,750.  Complete subscription proceeds were received by July 1, 2008.  The company has instructed its transfer agent to issue the 460,000 restricted common shares subscribed to in the private placement.  The Company intends to use the proceeds to acquire needed property and equipment, to pay down its payables, and for working capital.

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

Management believes that the Company has sufficient capital reserves to operate through November 30, 2008 with the infusion of additional capital and financing described in Note G.  The Company does not plan to continue to sell its products until such time as the company’s initial business plan has been reevaluated and or modified.  There is no inventory on hand.  Although the principals of the Company have no legal obligation to infuse additional capital, it is expected that the principals shall do so as reasonably necessary by providing short-term demand loans carrying a market interest rate.

DesignerSportsApparel, Inc.
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008
(UNAUDITED)

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

On September 28, 2005 the Company entered into a business consulting agreement with Don India, Sr. of Design U Factory, Inc.  The Agreement provides compensation to the Consultant at a rate of $50 per hour.  As of May 31, 2008 the Company owed $5,000 in consulting fees to Mr. India.

Company has entered into an agreement with a shareholder to become the principal occupant in the leased space and be responsible for rent, utilities and other occupancy expenses.  Further, Company will purchase from the shareholder the furniture, fixture and equipment (FFE) currently used by the Company. The original FFE acquisition cost was approximately $32,000.  Monthly expenses include: Rent - $1,350 and Utilities - approximately $900.

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

Company Overview

We were incorporated as DesignerSportsApparel, Inc. in the State of Nevada on August 29, 2005. We have been in the business of providing custom, silk-screened t-shirts to fraternities for Greek-sponsored events. The initial focus of our business plan was to target college-aged consumers who frequently purchase T-shirts.

Currently, we have a licensing agreement with the Sigma Alpha Epsilon Fraternity, allowing us to provide silk-screened T-shirts to every chapter of the fraternity on college campuses nation-wide for events. To date, our sales have been generated through direct contact by our executive officer, Mr. Parker, with fraternity chapter presidents and other officers at campuses across the country.

We had originally planned to increase our product offering and to seek to develop additional licensing agreements to act as a supplier to other national fraternities and sororities whose membership base consists of our target market.  We had also planned to further expand our product line to provide a broader range of merchandise to our customers including baseball caps and other items of apparel.

Since undertaking our original plan of operations, we have experienced significant general and administrative expenses and a prohibitively high cost of sales.  Additionally, our sales efforts have failed to yield any revenue for the nine months ended May 31, 2008, and are unlikely to generate a revenue stream in the foreseeable future. Our history of lackluster sales and unprofitable operations has made it difficult to raise capital, to hire and retain employees and consultants, to contract for third party services, and to otherwise execute on our business plan.

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

In order to cut costs, we have closed down our e-commerce website and replaced it with a static web site. The e-commerce site allowed us to take credit card orders via the Internet. Most of our orders to date have been phone orders.  Shutting down the e-commerce site and replacing it with a static site has saved us $159 per month in costs.

Due to our continuing difficulties in expanding sales and funding our business plan, we have re-evaluated our plan of operations and have determined to switch our method of production from traditional silk screening to digital screen printing. Digital equipment is less expensive than silk screening equipment and is particularly economical to use in producing small quantity, short lead time T-shirt orders. We feel this will allow us to capture many of the orders we have not been able to fill previously. In pursuit of this new strategy, we recently generated $115,000 through an offering of our common stock, which closed subsequent to the end of the reporting period.

There is a significant possibility that our recent offering will not be sufficient to sustain our business operations if we do not begin generating significant revenue from sales of T-shirts. Furthermore, our ability to raise additional funds to support pursuit of our current business operations is unlikely should we fail to generate significant revenue through our business operations. Accordingly, our management is actively investigating the possibility of acquiring products, product concepts, and lines of business outside of the T-shirt industry. Although we have not entered into any binding agreement regarding any specific new product or business opportunity at this time, we have been in negotiations and have been doing due diligence which may lead to an agreement in the future.  In the event we are able to reach such an agreement, and in the event we decide to go forward with a new opportunity, we will re-focus our operations and follow a plan centering primarily on the new product or business opportunity.

Management is continuing to evaluate unrelated business opportunities while maintaining our current operations to the best of their ability within the limits presented by our current working capital and other resources.

Expected Changes In Number of Employees, Plant, and Equipment

Subsequent to the reporting period, in June of 2008, we altered our office lease agreement whereby we paid $32,000 to reimburse our lessor’s build-out expenses. As a result, we anticipate that our associated monthly expenses moving forward will be $1,350 for rent, approximately $900 for phone and internet service, and approximately $500 for additional utilities.

We do not currently have firm plans to purchase any physical plant or any significant equipment other than the digital printing equipment discussed above for an approximate anticipated purchase price of $30,000. We do not intend to change the number of our employees during the next twelve months.

Results of Operations for the three and nine months ended May 31, 2008 and May 31, 2007

We did not generate any revenue for the three and nine months ended May 31, 2008. Costs of Goods Sold were $1,329, and General and Administrative Expenses were $20,748 for the three months ended May 31, 2008. Costs of Goods Sold were $1,329, and General and Administrative Expenses were $52,595 for the nine months ended May 31, 2008, We did not generate any revenue for the three months ended May 31, 2007, and we generated $5,216 in revenue from sales for the nine months ended May 31, 2007. Costs of Goods Sold were $0 and General and Administrative Expenses were $6,022 for the three months ended May 31, 2007. Costs of Goods Sold were $4,010 and General and Administrative Expenses were $30,647 for the nine months ended May 31, 2007. Thus, we incurred a net loss in the amount of $22,077 for the three months ended May 31, 2008 and in the amount of $53,924 for the nine months ended May 31, 2008, compared to losses of $6,022 for the three months ended May 31, 2007 and $29,441 for the nine months ended May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2008, we had total current assets of $23,068 and total assets in the amount of $23,068. Our total current liabilities as of May 31, 2008 were $113,182. We had a working capital deficit of $90,114 as of May 31, 2008.

As of May 31, 2008, we have insufficient cash to operate our business at the current level for the next twelve months. We decided to raise additional capital to achieve our business goals and to continue operations through an offering of our common stock. Previously, our sole executive officer has advanced loans to us so that we could satisfy our short-term capital needs. As of May 31, 2008, the total balance due to our principal was $36,017. Our principal has no legal obligation to infuse additional capital and we cannot guarantee that he will be able to do so as necessary to sustain our operations.  During the reporting period, we sold a Promissory Note in the amount of $28,000 to an individual in order to finance our short-term capital needs.  Subsequent to the reporting period, we completed an offering of shares of our common stock whereby we issued 460,000 shares of our restricted common stock at the price of $0.25 per share for total proceeds of $115,000.

Off Balance Sheet Arrangements

As of May 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have limited working capital and received limited revenue from sales of products. We incurred significant initial product costs, including promotions and custom computer designs associated with our products. We also incurred costs associated with its entry into new college markets. These factors create substantial doubt, expressed by our auditors, about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

We believe that we have sufficient capital reserves to operate through November 30, 2008 with the infusion of additional capital from our recent offering. We do not plan to continue to sell our products until such time as our initial business plan has been reevaluated and or modified.  There is no inventory on hand.  Although our principals have no legal obligation to infuse additional capital, it is expected that they shall do so as reasonably necessary by providing short-term demand loans carrying a market interest rate.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. David B. Parker.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2008, we completed an offering of shares of our common stock in an offering under Rule 506 of Regulation D of the Securities Act of 1933. Upon closing, we issued 460,000 shares of our restricted common stock at the price of $0.25 per share for total proceeds of $115,000. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We did not engage in any public solicitation or general advertising. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers. We instructed our Transfer Agent to issue the stock certificates and affixed the appropriate legends to the restricted stock. At the close of the offering, there were a total of 6,217,000 shares of our common stock issued and outstanding.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2008.

Item 5.     Other Information

On May 15, 2008, we (“Maker”) sold a Promissory Note for $28,000 to a single purchaser (“Holder”), whereby we agreed to pay interest at an annual rate of twelve percent (12%) for the period of the Note in addition to the principal amount of $28,000 to Holder on or before the maturity date of July 16, 2008.

The extension of the maturity date of the Note beyond July 16, 2008 may be granted by the Holder of the Note, evidenced by mutual written consent of both Holder and Maker. Both parties have since verbally agreed to extend the Note for an additional sixty (60) days, and intend to evidence their consent in writing shortly. The Holder, at his sole discretion, may elect to receive the interest due in the form of common stock of Designer Sports Apparel, Inc.  The number of shares to be received by the Holder in lieu of cash payment of interest earned, if elected by Holder, shall be calculated at the same or equivalent pricing of the most recent equity financing offered by the Maker during the period of the loan.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note made by DesignerSportsApparel, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1) Previously filed as an exhibit to the report on Form 8K filed on Form SB-2 on July 7, 2008

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DesignerSportsApparel, Inc.

Date:	July 18, 2008

By: /s/David Parker David Parker Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director